Form 10QSB/A
period 2007-03-31
STONELEIGH ACQUISITION CORP.
filed 2007-04-24
CIK 1372904

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

		July 20, 2006
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

#

Stoneleigh Acquisition Corp.
(A Development Stage Company)
Interim and Unaudited Statement of Stockholder's Equity (Deficit)
For the Period from July 20, 2006 (inception) through March 31, 2007

					Deficit
					Accumulated
	Common	Common	Additional		During	Total
	Stock	Stock	Paid-in		Development
		Amount	Capital		Stage

July 20, 2006 (inception) Shares issued for services	1,390,000	$139	$-	$		$139

Net loss, December 31, 2006					(139)	(139)

Balances, December 31, 2006	1,390,000	$139	$-		$(139)	$-

Net loss, March 31, 2007					-	-

Balances, March 31, 2007	1,390,000	$139	$-		$(139)	$-

The accompanying notes are an integral part of these financial statements.

Stoneleigh Acquisition Corp.
(A Development Stage Company)
Interim and Unaudited Statement of Cash Flows

July 20, 2006
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

STONELEIGH ACQUISITION CORP.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

Stoneleigh Acquisition Corp. was incorporated in Delaware on July 20, 2006 and has been inactive since inception. Stoneleigh intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

NOTE 3 SHAREHOLDER'S EQUITY

On July 20, 2006 (inception), Stoneleigh issued 1,390,000 shares of common stock for $139 in services by its founding shareholder.

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

BACKGROUND OF THE COMPANY

Stoneleigh Acquisition Corp. (the "Company") was organized under the Laws of the State of Delaware, on July 20, 2006, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the period covered by this report on Form 10-QSB, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates. At present, the Company has no business opportunities under contemplation for acquisitions.

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